Form 10-K
period 2006-06-30
Medallion Trust Series 2006-1G
filed 2006-09-27
CIK 1354435

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended 30 June 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________________________to _____________________________________

333-127026-01

(COMMISSION FILE NUMBER OF ISSUING ENTITY)

MEDALLION TRUST SERIES 2006-1G

(EXACT NAME OF ISSUING ENTITY)

333-127026

(COMMISSION FILE NUMBER OF DEPOSITOR)

SECURITISATION ADVISORY SERVICES PTY. LIMITED (ABN 88 064 133 946)

(EXACT NAME OF DEPOSITOR AS SPECIFIED IN ITS CHARTER)

COMMONWEALTH BANK OF AUSTRALIA (ABN 48 123 123 124)

(EXACT NAME OF SPONSOR AS SPECIFIED IN ITS CHARTER)

AUSTRALIAN CAPITAL TERRITORY, COMMONWEALTH OF AUSTRALIA	Not Applicable
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

LEVEL 3, 48 MARTIN PLACE, SYDNEY, 2000 AUSTRALIA

(Address of principal executive offices)

Registrant's telephone number, including area code: (011) 612-9223-7566

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
NONE	NONE

Securities registered pursuant to section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes	☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes	☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes	☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                                                                                                                        ☐Yes      ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. NONE.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). NONE.

PART I

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A)	ITEM 1, BUSINESS.
(B)	ITEM 1A, RISK FACTORS.
(C)	ITEM 2, PROPERTIES.
(D)	ITEM 3, LEGAL PROCEEDINGS.
(E)	ITEM 4, SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Item 1B.  Unresolved Staff Comments.

Not Applicable.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

ITEM 1112(B) OF REGULATION AB. SIGNIFICANT OBLIGORS OF POOL ASSETS (FINANCIAL INFORMATION).

No single obligor represents more than 10% of pool assets held by Medallion Trust Series 2006-1G (the “Trust).

ITEM 1114(B)(2) OF REGULATION AB. CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERIVATIVES INSTRUMENTS (INFORMATION REGARDING SIGNIFICANT ENHANCEMENT PROVIDERS).

The consolidated balance sheets as of June 30, 2006 (unaudited) and December 31, 2005, the consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 (unaudited) and the consolidated statements of cash flows for June 30, 2006 and 2005 (unaudited) of PMI Mortgage Insurance Ltd are incorporated herein by reference from Exhibit 99.1 in PMI Group Inc.’s Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 2006, as filed with the Commission on August 8, 2006. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning PMI Mortgage Insurance Ltd is accurate as of any date other than the date that such Form 10-Q was filed with the Commission.

ITEM 1115(B)(2) OF REGULATION AB. CERTAIN DERIVATIVES INSTRUMENTS (FINANCIAL INFORMATION).

The unaudited financial statements for the six months ended June 30, 2006 and December 2005 of Commonwealth Bank of Australia are incorporated herein by reference from Commonwealth Bank of Australia’s Report of Foreign Private Issuer Pursuant to Rule 13a-16 or 15d-16 under the Securities Exchange Act of 1934 filed on Form 6-K, as filed with the Commission on August 11, 2006. You should be aware that any such financial statements may be modified or superseded by a document filed with the Commission at a later date. You should not assume that the information concerning Commonwealth Bank of Australia is accurate as of any date other than the date that such Form 6-K was filed with the Commission.

PART II

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A)        ITEM 5, MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(B)	ITEM 6, SELECTED FINANCIAL DATA.

(C)	ITEM 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
(D)	ITEM 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
(E)	ITEM 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
(F)	ITEM 9, CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
(G)	ITEM 9A, CONTROLS AND PROCEDURES.

Item 9B.  Other Information.

Not applicable.

PART III

THE FOLLOWING ITEMS HAVE BEEN OMITTED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

(A)	ITEM 10, DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
(B)	ITEM 11, EXECUTIVE COMPENSATION.
(C)	ITEM 12, SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
(D)	ITEM 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
(E)	ITEM 14, PRINCIPAL ACCOUNTING FEES AND SERVICES.

SUBSTITUTE INFORMATION PROVIDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K.

ITEM 1119 OF REGULATION AB. AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Pursuant to the Instructions to Item 1119 of Regulation AB, information required by Item 1119 has been omitted from this annual report on Form 10-K because it is substantially the same information as has been provided previously in a prospectus timely filed pursuant to Rule 424 of the General Rules and Regulations Promulgated under the Securities Act of 1933 under the same Central Index Key (CIK) as this annual report on Form 10-K.

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The Sponsor (in its role as servicer), the Depositor (in its role as manager), The Bank of New York (in its role as principal paying agent) and Perpetual Trustee Company Limited (ABN 42 000 001 007) (in its role as issuer trustee) (collectively, the “Servicing Parties”) have each been identified by the registrant as parties participating in the servicing function with respect to the asset pool held by the Trust. Each of the Servicing Parties has completed a report on assessment of compliance with the servicing criteria applicable to it (each a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K. Each of the Servicing Parties have provided an attestation report (each an “Attestation Report”) by one or more public accounting firms, which reports are also attached as exhibits to this Form 10-K. None of the Servicing Reports or Attestation Reports has identified any material instance of noncompliance with the servicing criteria as applicable to the respective Servicing Party.

ITEM 1123 OF REGULATION AB. SERVICER COMPLIANCE STATEMENT.

The Sponsor (in its role as servicer) and the Depositor (in its role as manager) have been identified by the registrant as servicers with respect to the asset pool held by the Trust. Each of the Sponsor and the Depositor has completed a statement of compliance with applicable servicing criteria (each a “Compliance Statement”), in each case signed by an authorized officer of the Sponsor and Depositor, respectively. The Compliance Statements are attached as exhibits to this Form 10-K.

 PART IV

Item 15.  Exhibits, Financial Statement Schedules.

Exhibit	Description
Exhibit 3.1	Memorandum of Association of the Depositor (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-118765).
Exhibit 3.2	Articles of Association of the Registrant (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-118765).
Exhibit 4.1	Master Trust Deed (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-118765).
Exhibit 4.2

Series Supplement, dated March 3, 2006, among Commonwealth Bank of Australia as Servicer and Seller, Homepath Pty Limited as Seller, Securitisation Advisory Services Pty Limited as Manager and Perpetual Trustee Company Limited as Trustee, incorporated by reference to exhibit 4.2 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 4.3

Security Trust Deed, dated March 3, 2006, among P.T. Limited as Security Trustee, The Bank of New York, as Offered Note Trustee, Securitisation Advisory Services Pty Limited as Manager and Perpetual Trustee Company Limited as Trustee, incorporated by reference to exhibit 4.3 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 4.4

Note Trust Deed, dated March 3, 2006, among The Bank of New York, as Offered Note Trustee, Securitisation Advisory Services Pty Limited as Manager and Perpetual Trustee Company Limited as Issuer, incorporated by reference to exhibit 4.4 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 4.5

Agency Agreement, dated March 3, 2006, among Perpetual Trustee Company Limited as Issuer, Securitisation Advisory Services Pty Limited as Manager, The Bank of New York, as Offered Note Trustee, US Dollar Note Registrar, Principal Paying Agent and Agent Bank, The Bank of New York, London Branch as Euro Note Registrar and Paying Agent and Deutsche International Corporate Services (Ireland) Limited as Offered Note Irish Paying Agent, incorporated by reference to exhibit 4.5 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 10.1

Standby Redraw Facility Agreement, dated March 3, 2006, among Commonwealth Bank of Australia as Standby Redraw Facility Provider, Perpetual Trustee Company Limited as Trustee and Securitisation Advisory Services Pty Limited as Manager, incorporated by reference to exhibit 10.1 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 10.2

Liquidity Facility Agreement, dated March 3, 2006, among Commonwealth Bank of Australia as Liquidity Facility Provider, Perpetual Trustee Company Limited as Trustee and Securitisation Advisory Services Pty Limited as Manager, incorporated by reference to exhibit 10.2 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 10.3

Interest Rate Swap, dated March 9, 2006, among Commonwealth Bank of Australia as Party A, Perpetual Trustee Company Limited as Party B and Securitisation Advisory Services Pty Limited as Manager, incorporated by reference to exhibit 10.3 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 10.4

CBA Class A-1 Currency Swap, dated March 9, 2006, among Securitisation Advisory Services Pty Limited as Manager, Commonwealth Bank of Australia as Party A, and Perpetual Trustee Company Limited as Party B, incorporated by reference to exhibit 4.2 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 31.1	Section 302 Certification.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Commonwealth Bank of Australia.
Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Securitisation Advisory Services Pty. Limited.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustee Company Limited.
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of Commonwealth Bank of Australia.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of Securitisation Advisory Services Pty. Limited.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustee Company Limited.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of The Bank of New York.
Exhibit 35.1	Servicing Compliance Statement of Commonwealth Bank of Australia.
Exhibit 35.2	Servicing Compliance Statement of Securitisation Advisory Services Pty. Limited.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Medallion Trust Series 2006-1G

(by Securitisation Advisory Services Pty. Limited, as depositor)

Date:	21 September, 2006	By:	/s/ Craig Anthony Carland
Name: Craig Anthony Carland
Title: Principal Executive Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders and no such report or proxy materials are to be furnished to security holders subsequent to the filing of this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit	Description
Exhibit 3.1	Memorandum of Association of the Depositor (Incorporated by reference to Exhibit 3.1 to Registration Statement No. 333-118765).
Exhibit 3.2	Articles of Association of the Registrant (Incorporated by reference to Exhibit 3.2 to Registration Statement No. 333-118765).
Exhibit 4.1	Master Trust Deed (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-118765).
Exhibit 4.2

Series Supplement, dated March 3, 2006, among Commonwealth Bank of Australia as Servicer and Seller, Homepath Pty Limited as Seller, Securitisation Advisory Services Pty Limited as Manager and Perpetual Trustee Company Limited as Trustee, incorporated by reference to exhibit 4.2 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 4.3

Security Trust Deed, dated March 3, 2006, among P.T. Limited as Security Trustee, The Bank of New York, as Offered Note Trustee, Securitisation Advisory Services Pty Limited as Manager and Perpetual Trustee Company Limited as Trustee, incorporated by reference to exhibit 4.3 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 4.4

Note Trust Deed, dated March 3, 2006, among The Bank of New York, as Offered Note Trustee, Securitisation Advisory Services Pty Limited as Manager and Perpetual Trustee Company Limited as Issuer, incorporated by reference to exhibit 4.4 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 4.5

Agency Agreement, dated March 3, 2006, among Perpetual Trustee Company Limited as Issuer, Securitisation Advisory Services Pty Limited as Manager, The Bank of New York, as Offered Note Trustee, US Dollar Note Registrar, Principal Paying Agent and Agent Bank, The Bank of New York, London Branch as Euro Note Registrar and Paying Agent and Deutsche International Corporate Services (Ireland) Limited as Offered Note Irish Paying Agent, incorporated by reference to exhibit 4.5 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 10.1

Standby Redraw Facility Agreement, dated March 3, 2006, among Commonwealth Bank of Australia as Standby Redraw Facility Provider, Perpetual Trustee Company Limited as Trustee and Securitisation Advisory Services Pty Limited as Manager, incorporated by reference to exhibit 10.1 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 10.2

Liquidity Facility Agreement, dated March 3, 2006, among Commonwealth Bank of Australia as Liquidity Facility Provider, Perpetual Trustee Company Limited as Trustee and Securitisation Advisory Services Pty Limited as Manager, incorporated by reference to exhibit 10.2 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 10.3

Interest Rate Swap, dated March 9, 2006, among Commonwealth Bank of Australia as Party A, Perpetual Trustee Company Limited as Party B and Securitisation Advisory Services Pty Limited as Manager, incorporated by reference to exhibit 10.3 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 10.4

CBA Class A-1 Currency Swap, dated March 9, 2006, among Securitisation Advisory Services Pty Limited as Manager, Commonwealth Bank of Australia as Party A, and Perpetual Trustee Company Limited as Party B, incorporated by reference to exhibit 4.2 to Form 8-K dated March 17, 2006, and filed by the Depositor on March 17, 2006.

Exhibit 31.1	Section 302 Certification.
Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria of Commonwealth Bank of Australia.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria of Securitisation Advisory Services Pty. Limited.
Exhibit 33.3	Report on Assessment of Compliance with Servicing Criteria of Perpetual Trustee Company Limited.
Exhibit 33.4	Report on Assessment of Compliance with Servicing Criteria of The Bank of New York.
Exhibit 34.1	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of Commonwealth Bank of Australia.
Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young, on behalf of Securitisation Advisory Services Pty. Limited.
Exhibit 34.3	Attestation Report on Assessment of Compliance with Servicing Criteria of KPMG, on behalf of Perpetual Trustee Company Limited.
Exhibit 34.4	Attestation Report on Assessment of Compliance with Servicing Criteria of Ernst & Young LLP, on behalf of The Bank of New York.
Exhibit 35.1	Servicing Compliance Statement of Commonwealth Bank of Australia.
Exhibit 35.2	Servicing Compliance Statement of Securitisation Advisory Services Pty. Limited.

